Form 10QSB
period 1999-09-30
NATIONAL BOSTON MEDICAL INC
filed 1999-11-22
CIK 1087318

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission file no. 0-27101

                          National Boston Medical, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                      04-3464312
    -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

    43 Taunton Green, 3rd Floor
    Taunton, Massachusetts                               02780
  -------------------------------------                ----------
   (Address of principal executive offices)             (Zip Code)

   Issuer's telephone number (508) 884-8820

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange on
      Title of each class                         which registered

      None
-----------------------------                     -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:

                              Mercedes Travis, Esq.
                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696
                              Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
             ---         ---

         As of September 30, 1999, there are 62,395,426 shares of voting stock of the registrant issued and outstanding (in addition, the Company has 20,333,336 shares issued and outstanding and held in escrow pending conversion, which escrowed shares cannot be voted until converted).

PART I

Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 1999 and June 30, 1999        F-2

Condensed Statements of Operations for the Three Months Ended
September 30, 1999 and 1998                                                F-3

Statements of Cash Flows for the Three Months Ended
September 30, 1999                                                         F-4

Notes to the Condensed Financial Statements                                F-5

                          NATIONAL BOSTON MEDICAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                       September 30, 1999
Assets
Current Assets
     Cash                                              $           19,409
     Accounts Receivable (net)                                    249,595
     Inventory                                                    168,458
     Deposits                                                      40,000
     Prepaid Expenses                                             975,200
                                                       -------------------
Total current assets                                            1,452,662

Property and equipment, net                                       493,099

Other Assets
     Intangible assets, net                                       879,763
     Investment in subsidiaries                                 1,875,000
     Capitalized licenses, net                                  6,454,852
                                                       -------------------
Total other assets                                              9,209,615

Total Assets                                           $       11,155,376

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts Payable and accrued expenses             $        1,136,133
     Customer Deposits                                            245,051
                                                       -------------------
Total current liabilities                                       1,381,184

Notes Payable                                                   2,518,359

Stockholders' Equity
     Preferred stock, $0.01 par value, 10,000,000
      shares authorized; 55,375 shares issued and
      outstanding in September and June 1999           $              554

     Common stock, $0.01 par value, 100,000,000
      shares authorized; 62,395,426 shares issued and
      outstanding at September 30, 1999                           623,954

     Escrowed shares, $0.01 par value, 20,333,336
       Shares issued and outstanding at Sept. 30, 1999            203,333

Additional paid-in-capital                                     24,567,782

Accumulated deficit                                           (18,139,790)
Total stockholders' equity                                      7,255,833

Total Liabilities and Stockholders' Equity             $       11,155,376

     The accompanying notes are an integral part of the financial statements
                                       F-2

                          NATIONAL BOSTON MEDICAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                               Three Months Ending September 30


                                                 1999                   1998
                                                 ----                   ----
Net Sales                                      $   1,315,380          $    79,645

Cost of Goods Sold                                   508,065               54,060
                                                 ------------          ----------
                                                     807,315               25,585
Costs and expenses

     Payroll expense                                 321,772              201,225
     Professional fees                               614,164              425,856
     Selling expenses                                809,098              126,023
     Other expenses                                  470,535              508,686
     Depreciation and amortization                   150,864               83,516
                                                 ------------          ----------
               Total costs                         2,366,433            1,345,306

     Interest expenses                                33,273               51,847
     Other (income)/expense                             (136)              (3,041)
                                                 ------------          ----------

Net loss before income taxes                      (1,592,255)          (1,368,526)
Provision for income taxes                                 0                    0
                                                 ------------          ----------

Net loss                                         $(1,592,255)         $(1,368,526)
                                                 ============          ==========

Net loss per share                               $     (0.03)         $     (0.08)





     The accompanying notes are an integral part of the financial statements
                                       F-3

                          NATIONAL BOSTON MEDICAL, INC.
                             STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                 September 30, 1999

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net Loss                                                                        $  (1,592,255)
Adjustments to reconcile net loss to net cash used by operating activities
          Stock issued for services rendered                                        1,359,061
          Stock issued for payment of interest                                         14,202
          Depreciation and amortization                                               150,864
Changes in assets and liabilities
          (Increase) decrease in inventory                                             29,764
          (Increase) decrease in accounts receivable                                  297,766
          (Increase) decrease in other                                               (971,674)
          Increase (decrease) in accounts payable                                      18,102
          Increase (decrease) in customer deposits                                   (437,016)
                                                                                 --------------

Net cash provided (used) by operating activities                                   (1,131,186)
                                                                                 --------------

CASH FLOWS USED BY INVESTING ACTIVITIES

Investments in businesses, intangibles and affiliates                                2,503,000
Acquisition of property and equipment                                                   32,000
                                                                                 --------------
Net cash flows used by investing activities                                          2,535,000
                                                                                 --------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES

Common stock issued for acquisitions                                                 1,753,000
Issuance of debt                                                                     1,982,500
Repayments of debt                                                                      81,153
                                                                                 --------------
Net cash flow provided (used) by financing activities                                3,654,347
                                                                                 --------------

Net increase (decrease) in cash                                                 $      (11,839)

CASH, beginning of period                                                               31,248

CASH, end of period                                                             $       19,409
                                                                                 ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash                                                           $       19,071

Non-Cash Investing and Financing Activities
     Stock issued to acquire business, affiliates and exclusive licenses        $    1,753,000
     Stock issued towards conversion of debt                                    $      130,344


     The accompanying notes are an integral part of the financial statements
                                       F-4

Notes to the Condensed Financial Statements
Note 1 - Account Policies

Basis of Presentation
The condensed financial statements of National Boston Medical, Inc. (Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's audited financial statements for the year ended June 30, 1998 in its Form 10SB filed with the Securities and Exchange Commission.

The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of the Company's management the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments necessary to present fairly the financial position as of September 30, 1999, the results of operations and cash flows for the three months ended September 30, 1999 and September 30, 1998.

Net Loss Per Share
Net loss per share has been computed in accordance with Statement of Financial Accounting Standards (FASB) no. 128, "Earnings Per Share," by dividing net loss by the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation of weighted average number of shares outstanding since the effect would have been anti-dilutive.

Note 2 - Stock Compensation Expense
During the three months ended September 30, 1999 the Company issued 2,037,500 shares of its restricted common stock valued at $613,250 to seven (7) employees under the terms of their respective employee agreements.

Note 3 - Escrowed Shares and Reserve
20,333,336 shares booked at par value ($0.01) and held in escrow as security for notes to Oxford Capital (10,000,000 shares), Product Sourcing Limited (1,833,336 shares) and Thomson Kernaghan (8,500,000 shares) pending conversion, which conversion cannot be guaranteed. A reserve for notes payable has been established as an offset to the calculated par value of the escrowed shares.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

         On August 19, 1999, the Company executed a 10% convertible note in the amount of $1,700,000 in favor of Thomson Kernaghan & Co., Ltd. ("TK") in exchange for cash payable to the Company $700,000 on the execution date, $600,000 on or before November 2, 1999 and $400,000 payable on or before November 29, 1999. Such note and accrued and unpaid interest is due November 1, 2000. Interest is payable, at TK's election, in cash or in the Company's Common Stock. In the event that all shares were converted and the floor price were the conversation price, the Company would be obligated to deliver 8,500,000 shares of its restricted Common Stock. NBM also issued warrants to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $0.25 per share ("A" Warrant) and warrants to purchase 333,333 shares of the Company's Common Stock at an exercise price of $0.30 per share ("B" Warrant. The "A" Warrant is exercisable from the issuance date until the earlier of November 1, 2000 or thirty (30) days from the effective date of a registration statement under the Securities Act of 1933, as amended (the "Act"). The "B" Warrant is exercisable from the issuance date until November 1, 2000. The note is convertible into restricted shares of the Company's Common Stock and both the note and the warrants have piggy-back registration rights. A total of 8,500,000 shares have been issued and are held in escrow pending conversion. Such escrowed shares have been included in the calculation of shareholder equity at par. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 promulgated under Regulation D of the Act ("Rule 506"). No state exemption was required as TK is located in Canada.

         The facts the Company relied upon for the exemption under Section 4(2) of the Act and Rule 506 are the following: (i) the issuance of the shares did not involve a public offering, (ii) there were no more than 35 investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitation on resale and (vi) each of the parties is a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "Federal Reliance Facts").

         In August 1999, the Company entered into a stock purchase agreement with Product Sourcing, Ltd. ("PSL") whereby the Company agreed to pay $750,000 and to issue 2,500,000 shares of the Company's Common Stock valued at $750,000 for all of the issued and outstanding capital stock of PSL. Of the $750,000, $100,000 was due at closing, another $100,000 was due ninety (90) days after closing and a Promissory Note in the amount of $550,000 was executed for the remaining balance. The note is for a term of two (2) years, payable in equal monthly installments and bears interest at a rate of 5.3% per annum. Each installment payment and accrued and unpaid interest is convertible, at the option of PSL, into 76,389 shares of the common stock of NBM, which shares have been issued but are held in escrow pending a closing and, if closed, notice of conversion from PSL. Such escrowed shares have been included in the calculation of shareholder equity at par. Also as a part of the Agreement, the Company signed an employment agreement with Jeff Freedman to serve as the Executive Vice-President of Product Development at an annual salary of $100,000. In connection with the employment agreement, the Company is obligated to pay Mr. Freedman quarterly cash bonuses, to issue Mr. Freedman 100,000 shares of the Company's Common Stock annually (the first of which issuance has been made and was valued at $30,000) and to grant Mr. Freedman an annual option to purchase 150,000 shares of the Company's Common Stock at a price equivalent to 75% of the average annual trading price of the Company's stock per share. Such options have no expiration date. The term of the employment agreement is for a period of three (3) years. Although the agreements were signed in August, an audit of PSL is required before a closing can take place. To date, no money has been paid PSL, no monthly installment has been paid, nor converted into stock, and, although the 2,500,000 shares has been issued, such shares are held in escrow pending a closing. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 10-5-9(13) of the Georgia Code.

         For purposes of Section 10-5-9(13) of the Georgia Code, the facts upon which the Company relied are: (i) the number of Georgia purchasers did not exceed fifteen (15); (ii) the securities were not offered for sale by means of any form of general or public solicitations or advertisements; (iii) a legend was placed upon the certificates; and (iv) each purchaser represented that he purchased for investment.

         In August 1999, the Company entered into a settlement agreement with Ernest Zavoral, who currently serves as a Director and the Company's Manager of the Infotopia Division f/k/a the Flex Marketing Division. As a part of that agreement, the Company issued 487,040 shares of its Common Stock to Mr. Zavoral in exchange for a release from debt in the amount of $73,056. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 1707.03(K)(2) of the Ohio Code.

         For purposes of Section 1707.03(K)(2) of the Ohio Code, the facts upon which the Company relied are: (i) the issuance was made exclusively with or to its security holders; and (ii) no commission or other remuneration was given directly or indirectly for soliciting the exchange.

         In August 1999, the Company entered into a settlement agreement with Raymond Volpe, who currently serves as the Company's Manager of the Bontempi Instruments Plus Division f/k/a the Medical Products Division. As a part of that Agreement, the Company issued 32,060 shares of its Common Stock to Volpe in exchange for a release from debt in the amount of $4,809. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 517.061(11) of the Florida code.

         For purposes of Section 517.061(11) of the Florida Code, the facts upon which the Company relied are: (i) sales of the shares of Common Stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement;
(iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

         In August 1999, the Company entered into a settlement agreement with Blitz Media Sales, LLC d/b/a Blitz Marketing, LLC ("Blitz"), whereby the Company agreed to present both the Blitz Marketing/Paradise Value Discount Service Program and the Nutritional Supplement Program to every customer that places an order for a Company infomercial product for the next fifty-two (52) weeks. As a part of the Agreement, the Company issued Blitz 250,000 shares of its Common Stock valued at $37,500 and warrants to purchase an additional 250,000 shares of its Common Stock at an exercise price of $0.25 per share, which warrants have no expiration date. The Company also agreed to pay Blitz $0.50 for every retail sale by the Company of its Backstroke product. The Company agreed to purchase 4,100 bottles of Blitz' PM Relax vitamin supplement for $20,000, or in the alternative, to include the PM Relax Vitamin Continuity on the present Backstroke infomercial. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 25102(f) of the California Code.

         For purposes of Section 25102(f) of the California Code, the facts upon which the Company relied are: (i) shares were sold to not more than thirty-five
(35) persons, including persons not in California; (ii) all purchasers had a preexisting relationship with the offeror or its officers, directors or by reason of business or financial experience or by reason of their professional advisors had the capacity to protect their own interests; (iii) each purchaser represented that they were purchasing for their own account and with a view to or for sale in connection with any distribution; and (iv) the offer and sale were not accomplished by the publication of any advertisement. Although the Rule required the filing of notice, none was filed. Failure to file notice did not affect the applicability of the exemption.

         In August 1999, the Company entered into a settlement agreement with Workhorse Computers, Inc. f/k/a Remote Information Systems, Inc., whereby the

Company paid $11,000 and issued 74,982 shares of its Common Stock valued at $11,274 to Workhorse in exchange for a release from debt in the amount of $22,274. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 5[581-5](E) of the Texas code.

         For purposes of Section 5[581-5](E) of the Texas Code, the facts upon which the Company relied are: (i) the offer was made to its existing security holders; and (ii) no commission or other remuneration was paid or given directly or indirectly for soliciting any security holder in Texas.

         In August 1999, the Company entered into an employment agreement with Edward Galanif, who currently serves as the Company's Controller. The term of the agreement is for a period of one (1) year and is automatically renewable. Mr. Galanif is entitled to minimum quarterly cash bonuses and to participate in an annual incentive bonus plan, should such plan be adopted by the Company in the future. Mr. Galanif was entitled to 200,000 shares of the Company's Common Stock valued at $60,000 and $10,000 upon execution of the agreement, although such shares have not been issued to date, they have been included in the shareholder equity calculation since they are a binding obligation of the Company. Mr. Galanif is entitled to an additional 100,000 shares of the Company's Common Stock on each anniversary date of the agreement (for which he is currently entitled to vote and receive dividends). Mr. Galanif is also entitled, upon any subsequent issuance of shares of stock by the Company to any third party, to purchase from the Company additional shares of the Company's Common Stock at a price equivalent to seventy-five percent (75%) of the price offered to the third party in an amount necessary to maintain Mr. Galanif's equity percentage ownership of the Company. Mr. Galanif has the option to convert one-third (1/3) of his annual salary into shares of the Company's Common Stock at a price equal to the lower of the average price of the Company's Common Stock for the twelve (12) months prior to conversion or the then current market price. All shares issued in connection with the employment agreement have piggy-back registration rights. For such offering, the Company relied upon
Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 402(b)(9) of the Massachusetts Code.

         For purposes of Section 402(b)(9) of the Massachusetts Code, the facts upon which the Company relied are: (i) the transaction was pursuant to an offer directed by the offeror to not more than twenty-five persons; and (ii) the seller reasonably believed that all the buyers in Massachusetts purchased for investment.

         In September 1999, as amended in November 1999, the Company entered into a debenture purchase agreement with Oxford Capital Corporation ("Oxford"), whereby Oxford agreed to loan the Company up to $1,500,000 in the form of convertible notes bearing interest at the rate of 12% per annum. As part of such transaction, the Company granted a warrant to purchase 375,000 shares of the Company's restricted Common Stock exercisable on or before September 2, 2000 at an exercise price determined by formula, but in no event less than $0.10 per share. The notes are convertible into shares of Common Stock at a conversion price determined by formula, but in no event for less than $0.10 per share. A total of 10,000,000 shares have been issued and are held in escrow pending conversion of which a portion are in the process of being delivered pursuant to conversion notices. Such escrowed shares are included in the calculation of shareholder equity at par. Of the 10,000,000, 1,526,717 shares are unrestricted shares of the Company's Common Stock and 8,473,283 are restricted shares of the Company's Common Stock. To date, the Company has received $1,055,557 in proceeds under the debenture purchase agreement, of which $591,130 plus interest has been converted into 1,526,717 shares of unrestricted Common Stock and 3,127,852 shares of restricted Common Stock. For such offering of unrestricted Common Stock, the Company relied upon Section 3(b) of the Act, Rule 504 and Section
139.19 of the Texas Code. For such offering of restricted Common Stock, the Company relied upon Section 4(2) of the Act, Rule 506, the Federal Reliance Facts and Section 5[581-5](E) of the Texas Code.

         Section 139.19 of the Texas Code provides for an exemption from registration and permits general solicitations and general advertising as long as sales are made only to "accredited investors". Oxford is an "accredited investor" as so defined and, in the event of conversion into the unrestricted shares, will otherwise be in compliance with this provision.

         For purposes of Section 5[581-5](E) of the Texas Code, the facts upon which the Company relied are: (i) the offer was made to its existing security holders; and (ii) no commission or other remuneration was paid or given directly or indirectly for soliciting any security holder in Texas.

         In September 1999, the Company entered into a manufacturing, marketing and distribution agreement with Cactus Jack's Marketing Corp. ("Cactus Jack"). Pursuant to the agreement, the Company (i) issued 1,000,000 shares of its Common Stock valued at $330,000, (ii) agreed to issue an additional 250,000 shares of its Common Stock on each anniversary date of the agreement so long as the Agreement is in force, (iii) granted royalties in the amount of fifty percent (50%) of net profits on all sales of Cactus Jack products sold by the Company,
(iv) agreed to establish a division of its operations devoted to the activities of manufacturing, marketing and distributing Cactus Jack products and (v) to make certain minimum royalty payments per quarter. In exchange, Cactus Jack granted the Company the exclusive right to manufacture, use, distribute, sell, advertise, promote and otherwise exploit certain Cactus Jack products, which rights include the use Cactus Jack patents, trademarks and artwork. The Company also has a right of first refusal on all future Cactus Jack products. The term of the Agreement is until such time as the Company fails to make a reasonable commercial effort to sell Cactus Jack products or to meet the minimum royalty payments. For such offering, the Company relied on Section 4(2) of the Act, Rule 506 and Federal Reliance Facts and Section 191-50.14(502) under authority granted by Section 502.203(18) of the Iowa Code. Although a notice filing, a consent to service of process and a fee were required, none were filed.

         On September 7, 1999, the Company amended its articles of incorporation to increase its authorized capital stock to one hundred ten million (110,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock and ten million (10,000,000) shares of preferred stock. For such action, the Company relied upon Article 2, Section 9 of its Bylaws and Nevada Revised Statutes ss.78.320.

         In September 1999, the Company entered into a manufacturing, marketing and distribution agreement with Dean Tornabene and Charles Perez ("DTCP"), whereby the Company (i) gained the exclusive right to manufacture, use, distribute, sell, advertise, create Brand recognition, promote and otherwise exploit certain products invented by DTCP in exchange for 500,000 shares of the Company's Common Stock valued at $170,000, (ii) paid an initial payment of $50,000 upon execution of the agreement, (iii) agreed to pay royalties of ten percent (10%) of gross sales on all DTCP products including up-sells and (iv) also agreed to establish a division of its operations which will be responsible for the activities of manufacturing, marketing and distributing DTCP products. The Company also must issue additional shares of its Common Stock on each anniversary date of the agreement at which the agreement is still in force. The number of shares to be issued is dependent upon the number of shares of the Company then outstanding. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 25102(f) of the California Code.

         For purposes of Section 25102(f) of the California Code, the facts upon which the Company relied are: (i) shares were sold to not more than thirty-five
(35) persons, including persons not in California; (ii) all purchasers had a preexisting relationship with the offeror or its officers, directors or by reason of business or financial experience or by reason of their professional advisors had the capacity to protect their own interests; (iii) each purchaser represented that they were purchasing for their own account and with a view to or for sale in connection with any distribution; and (iv) the offer and sale were not accomplished by the publication of any advertisement. Although the Rule required the filing of notice, none was filed. Failure to file notice did not affect the applicability of the exemption.

         In September 1999, the Company issued 150,000 shares of its Common Stock to Clinton Smith, who currently serves as a Director of the Company. The shares were issued as payment for legal services rendered by Mr. Smith on behalf of the Company valued at $37,500. For such offering, the Company relied upon
Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 51:709(8) of the Louisiana Code.

         For purposes of Section 51:709(8) of the Louisiana Code, the facts upon which the Company relied are: (i) the offer was made exclusively to existing security holders of the issuer; and (ii) no commission or other remuneration was paid or given directly or indirectly for soliciting any security holder in Louisiana.

         In September 1999, the Company issued 500,000 shares of its Common Stock to Global Development Advisor, Inc. for investor relations, public relations and consulting services rendered on behalf of the Company valued at $125,000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts and Section 517.061(11) of the Florida Code.

          For purposes of Section 517.061(11) of the Florida Code, the facts upon which the Company relied are: (i) sales of the shares of Common Stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

         In September 1999, the Company entered into an employment agreement with Michael Steinberg, who currently serves as the Company's Investor Relations Specialist, wherein the Company agreed to pay an annual salary of $72,000 and performance based bonuses consisting of shares of the Company's Common Stock, with a maximum of 200,000 shares per year. Mr. Steinberg has the option to convert one-third (1/3) of his annual salary into shares of the Company's Common Stock at a price of the lower of the average price of the Company's Common Stock for the twelve (12) months prior to conversion or the then current market price. Mr. Steinberg also is entitled to a signing bonus of 300,000 shares of the Company's Common Stock valued at $79,500, and although such shares have not been issued to date, they are included in the shareholder equity calculation because they it is a binding obligation of the Company. All shares issued in connection with the employment agreement have piggy-back registration rights. The term of the agreement is for a period of one (1) year and is automatically renewable. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Federal Reliance Facts and Section 10-5-9(13) of the Georgia Code.

         For purposes of Section 10-5-9(13) of the Georgia Code, the facts upon which the Company relied are: (i) the number of Georgia purchasers did not exceed fifteen (15); (ii) the securities were not offered for sale by means of any form of general or public solicitations or advertisements; (iii) a legend was placed upon the certificates; and (iv) each purchaser represented that he purchased for investment.

         In September 1999, the Company entered into a settlement agreement, whereby the Company issued 103,180 shares of its Common Stock to Patrick Lawless in exchange for a release from debt in the amount of $15,477. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Federal Reliance Facts and Section 25102(f) of the California Code.

         For purposes of Section 25102(f) of the California Code, the facts upon which the Company relied are: (i) shares were sold to not more than thirty-five
(35) persons, including persons not in California; (ii) all purchasers had a preexisting relationship with the offeror or its officers, directors or by reason of business or financial experience or by reason of their professional advisors had the capacity to protect their own interests; (iii) each purchaser represented that they were purchasing for their own account and with a view to or for sale in connection with any distribution; and (iv) the offer and sale were not accomplished by the publication of any advertisement. Although the Rule required the filing of notice, none was filed. Failure to file notice did not affect the applicability of the exemption.

         In September 1999, the Company entered into an employment contract with Raymond Volpe to serve as the Company's Vice-President of OTC Products at an annual salary of $75,000. The term of the agreement is for a period of one (1) year and is automatically renewable. Mr. Volpe is entitled to minimum quarterly bonuses and to participate in an annual incentive bonus plan and stock option plan, should such plans be adopted by the Company in the future.

         In September 1999, the Company entered into a settlement agreement with American National Lithographers and Engravers, Inc. d/b/a American National, Ltd., whereby the Company paid $10,000 and issued 92,735 shares of its Common Stock valued t $13,910 in exchange for the filing of a Voluntary Dismissal with Prejudice. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 Federal Reliance Facts and Section 517.061(11) of the Florida Code.

          For purposes of Section 517.061(11) of the Florida Code, the facts upon which the Company relied are: (i) sales of the shares of Common Stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

         In September 1999, the Company entered into a settlement agreement with Michael Hodge, whereby the Company issued 80,000 shares of its Common Stock in exchange for a release from debt in the amount of $18,000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Federal Reliance Facts and Section 8-6-11(9) of the Alabama Code.

         For purposes of Section 8-6-11(9) of the Alabama Code, the facts upon which the Company relied are: (i) there were no more than ten (10) purchasers;
(ii) written disclosure was made to each purchaser that the securities had not been registered under the act and, therefore, could not be resold unless they were registered under the act or unless an exemption from registration was available; (ii) a legend was placed on the certificate; (iii) no commission or other remuneration was paid or given directly or indirectly for soliciting any purchaser; and (iv) no public advertising or general solicitation was used in connection with the issue of which the transaction in reliance exemption was a part.

         In October 1999, the Company entered into an Addendum to the Exclusive Distribution Agreement previously entered into between the Company and Bontempi Medical Corp., Canada and Bontempi Medical Corp., USA. As part of that agreement, the Company issued 2,187,500 shares of its Common Stock valued at $175,000 to Bontempi Snc. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and the Federal Reliance Facts. No state exemption was necessary, as Bontempi Snc. is an Italian corporation.

         In October 1999, the Company entered into a Settlement Agreement with AfterMarket Company ("AfterMarket"), whereby the Company paid $34,193 to AfterMarket and committed to pay an additional $2,000 per week until the balance of $68,387 is paid in full. Additionally, the Company issued 500,000 shares of its Common Stock valued at $93,750, of which 250,000 shares will be returned to the Company upon payment of the balance in full. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, the Federal Reliance Facts and
Section 14-4-126(f) of the Arizona Code.

         For purposes of Section 14-4-126(f) of the Arizona code, the facts upon which the Company relied are: (i) Shares were sold to less than thirty-five (35) persons; (ii) each purchaser who was not an accredited investor either alone or with purchaser representative had such knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the prospective investment; (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates; and (iv) neither the issuer nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising. Although a filing was required by the Rule, none was made.

         During this quarter, the Company commenced the commercial shipping of SafeShield to its exclusive distributor, DermaGuard, Inc., launched an infomercial to promote its Cactus Jack products and changed the names of its divisions.

Discussion and Analysis

         National Boston Medical, Inc., a Delaware corporation ("NBMDE") was formed for the initial purpose of combating the potential spread of germs through hand to hand contact. The founding philosophy arose from a concern regarding the occupational risks of healthcare workers. Its initial product, Safeshied (originally called Virashield) for which patent protection is being sought, forms a long lasting antimicrobial, waterproof barrier on the skin. Since inception, NBMDE and now the Company, has broadened its mission from purely pharmaceuticals to include a line of medical instruments. Since the acquisition, the Company has further expanded into the area of health, wellness and fitness products.

         The Company was in the development stage until October 1998 when the Share Exchange took place between NBMDE and the Company. NBMDE commenced the commercial shipment of Safeshield(TM) in October, 1999 and has had substantial recent sales of its Backstroke(TM) product. From the date of the Share Exchange in October 1998 through September 30, 1999, the Company generated revenues of approximately $2,991,000 from a limited number of customers. Since the date of the Share Exchange through September 30, 1999, the Company has generated cumulative losses of approximately $7,798,000. Although the Company has experienced a significant percentage growth in revenues and gross profit from October 1998 to date, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the fact that the Company's Backstroke(TM) product has a finite lifespan. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

         The Company is currently marketing the Backstroke(TM) product, Safeshield and all approximately 10,500 Bontempi medical, dental and veterinary instruments, expects to introduce other products by the end of 1999, and expects to continue to invest significant resources in several new products and enhancements prior to 2000.

         Since execution of the agreement with DermaGuard, and receipt of the initial order for Safeshield in the amount of $630,000, the Company's Medical Products Division ("MPD") has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net gain may not continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

         Since the acquisition of Flex and formation of the Flex Marketing Division ("FMD"), the Company has experienced significant growth, which may require it to substantially increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net gain may not continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

         Since NBMDE's Exclusive Distribution Agreement, Bontempi instruments have begun to be marketed in the Bontempi international catalogue. The Company also has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net gain may not continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

Overview

     From its inception, the Company has incurred losses from operations. As of September 30, 1999, the Company had cumulative net losses totaling approximately $1,592,000 as compared with cumulative net losses totaling approximately $1,368,000 for the period ending September 30, 1998. Through fiscal 1998, the Company focused primarily on developing its marketing and organizational structure. During fiscal year 1999, management shifted its focus to aggressively marketing its proprietary products.

Financial Position

     Working capital as of September 30, 1999 was approximately $715,000, as compared to working capital deficit of approximately $1,009,000 at September 30, 1998. This increase is primarily due to realization of sales from customer deposits of the Company's proprietary products and the conversion of certain expenses and notes payable to equity.

Revenues

     For the three months ended September 30, 1999 and 1998, the Company had total net revenues of approximately $1,315,000 and $79,000, respectively. For the three months ended September 30, 1999, revenues were comprised primarily of international and domestic sales of its Backstroke(TM) product. The increase of approximately $1,236,000 is due to Backstroke(TM) and its ancillary sales as well as sales from its Bontempi line under its exclusive licensing agreement acquired on July 17, 1998.

Selling, General, and Administrative Expenses

     For the three months ended September 30, 1999, operating expenses increased by approximately $1,021,000 or 76% from $1,345,000 for the three months ended September 30, 1998. This increase is primarily related to costs associated with increased sales as well as organizational and infrastructure enhancements. In accordance with the Company's marketing plan for fiscal 1999 year, expenses related to promotion, trade shows, and conventions were increased to enhance the industry awareness of the Company's products and services.

     In the past, the Company has focused on the design and development of proprietary products. For fiscal 2000, the Company has launched an aggressive marketing plan that is designed to increase worldwide sales of its products. The Company believes that the increased operating expenses incurred during the three months ended September 30, 1999 will position the Company to generate increased revenue in the second quarter and throughout its fiscal year 2000.

Liquidity and Capital Resources

     The Company's operations are being funded primarily from the sales of its proprietary products, debentures and equity transactions.

     It is the Company's intention to pursue additional debt and or equity financing in the range of $2,000,000 to $5,000,000 during the remainder of fiscal 1999, however, there can be no assurance that they will be successful in their efforts. The Company believes that cash flows generated from operations and borrowing capacity, combined with proceeds from future debt or equity financing will provide adequate flexibility for funding the Company's working capital obligations.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     The Company determined that the Year 2000 impact is not material to NBM and that it will not impact its business, operations or financial condition since all of the internal software utilized by the Company has the capability of being upgraded to support Year 2000 versions.

     The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1.  Legal Proceedings.

     On February 10, 1999, James McInerney and Auckland Trust Co. Limited as Trustee for First Pacific Master Superannuation Fund filed suit in the Superior Court of Commonwealth of Massachusetts (trial court), Civil Action Number C99-00198. As a result, NBM's accounts were attached ex-parte at BankBoston, N.A., Fleet Bank, N.A. and Merrill Lynch Corp. until a Discharge of Trustee Process and Attachment was filed March 11, 1999.

     Mr. McInerney is the sole bondholder from the NBMDE offering who did not convert his outstanding debt to shares of the Company's common stock. Although his Note was not payable for three (3) years, Mr. McInerney demanded immediate payment of all amounts owed. The Company made several unsuccessful attempts to pay the amount owed ($525,000), but had insufficient cash flow and was unable to raise such funds. Thereafter, Mr. McInerney filed this action. Mr. McInerney has filed, and the court has granted a dismissal with prejudice.

     On April 5, 1999, Randall E. Perez, an individual, a/k/a Randy Perez filed Case # 99-08545 CA 10 in the General Jurisdiction Division in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against NBM(NV) and NBMDE for Breach of Contract, Conversion and Unjust Enrichment. Mr. Perez is a former employee, officer and director of NBM. NBM and Mr. Perez disputed the amount due him upon termination of his employment. The matter has since been settled and a dismissal with prejudice has since been granted by the court.

     In 1998, Genomic filed a lawsuit in the United States District Court for the Middle District of Florida against Garrick Perry and SAI which contends that Genomic had a contractual relationship with SAI and that SAI produced Safeshield for NBM using the proprietary confidential formula owned by Genomic. Genomic also contends that Safeshield test numbers and data are identical to the tests conducted on Genomic's product and that the use of that testing data by SAI (or
NBM) is unauthorized.

     The Company is a party to an action claiming patent infringement by its Safeshield product. Genomic and BMM brought suit against NBM and Daniel Hoyng for violation of 15 U.S.C. 1125(A) - Reverse Passing Off, violation of Florida Deceptive and Unfair Trade Practices Act, breach of fiduciary duty and conversion. Genomic and BMM allege that NBM and Hoyng used and continue to use confidential proprietary information which is the property of Genomic and relates to the Activ product. NBM and Hoyng each filed a motion to dismiss. Although Hoyng's motion to dismiss was recently granted, NBM's motion to dismiss has been effectively denied. NBM has not received a copy of the Order denying its motion. NBM has prepared an extensive counter-suit against Genomic, BMM, William Coury and others and plans to file it as soon as the Order is served.

         On April 7, 1999, DeVo Media, Inc. ("DeVo") filed a suit in the Court of Common Pleas, Mahoning County, Youngstown, Ohio, Case No. 99 CV 832 against Flex, NBM, Zavoral and Hayek for fraud and breach of contract seeking $136,000 compensatory damages, prejudgment interest at a rate of 10% percent per annum and $500,000 in punitive damages. The action stems from a contract entered into on July 10, 1997, which was later modified on February 10, 1998. In May 1999, Flex, NBM, Zavoral and Hayek filed answer, affirmative defenses and counterclaims for fraud in the inducement and breach of contract. On October 28, 1999, the Company entered into a Compromise and Settlement Agreement with DeVo, whereby the Company agreed to pay DeVo $65,000. The first payment was made on or about November 15, 1999 and the second payment is due December 20, 1999. Upon receipt of both payments, all parties have agreed to file a dismissal with prejudice.

         On June 10, 1999 American National Lithographers and Engravers, Inc. d/b/a American National Ltd. ("National") filed suit in the Circuit Court of Dade County, Florida, Civil Action Number 99-13897 against the Company which contends that the Company owes National $19,273.38 for printing costs. On September 21, 1999, National filed a Notice of Voluntary Dismissal with the court following performance on a Joint Stipulation for Settlement entered by the parties On September 3, 1999. As part of the Settlement, National received $10,000 and 92,735 shares of the Company's Common Stock valued at $13,910.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending September 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
-------------------------------------------------------------------------------
3.(i).1 Articles of Incorporation of Frozen Assets, Inc., filed June 21, 1995

3.(i).2 Certificate of Reinstatement, Frozen Assets, Inc., dated June 30, 1997

3.(i).3 Restated Articles of Incorporation of Frozen Assets, Inc., filed July 30, 1997.

3.(i).4 Certificate of Amendment of Articles of Incorporation of Frozen Assets, Inc., changing the Name of Corporation to Growth Indus., Inc., filed March 16, 1998.

3.(i).5 Certificate of Amendment of Articles of Incorporation of Growth Industries, Inc., changing the Name of Corporation to Fragrance Express, Inc., filed June 4, 1998.

3.(i).6 Certificate of Amendment of Articles of Incorporation of Fragrance Express, Inc., changing the Name of Corporation to National Boston Medical, Inc., filed October 15, 1998.

3.(i.).7   *  Certificate  of  Amendment  of  Articles  of  Incorporation
              increasing authorized Capital Stock filed September 7, 1999.

3.(ii).1          Bylaws of Frozen Assets, Inc.

3.(ii).1      Bylaws of Frozen Assets, Inc.

4.1 Form of Private Placement of Offering of 12% common shares and Warrants at $1.25 per share.

4.2 Form of Private Placement of Offering of 12% common shares and Warrants at $2.50 per share.

4.3 Certificate of Designation Establishing 12% Convertible Cumulative Redeemable Stock, Series A.

4.4 Securities Subscription Agreement in connection with the Private Placement of 12% Series A Senior Subordinated Convertible Redeemable Promissory Notes of Growth Industries, Inc.

4.5 Conversion of Securities and Share Exchange Agreement regarding the 12% , 3 year convertible bond convertible at $1.25 per share.

4.6 Settlement Agreement between National Boston Medical, Inc., and James McInerney and Auckland Trust Co., Limited as Trustee for First Pacific Master Superannuation Fund, dated February, 1999.

4.7 Extension of February Settlement Agreement between National Boston Medical, Inc., and James McInerney and Auckland Trust Co., Ltd as Trustee for First Pacific Master Superannuation Fund, dated
              May 21, 1999.
                                       16

4.8 Conversion of Securities and Share Exchange Agreement regarding the 12% , 3 year convertible bond convertible at $2.50 per share.

4.9 Conversion of Securities and Share Exchange Agreement regarding the 12% Convertible Redeemable Preferred Stock, Series A.

4.10          Convertible Debenture Term Sheet for November 25, 1998 Convertible
              Note in favor of Thomson Kernaghan & Co., Ltd.

4.11 $750,000 Convertible Note dated November 25, 1998 by NBM in favor of Thomson Kernaghan & Co., Ltd.


4.12     *    $1,700,000 Convertible Note dated August 19, 1999 by NBM in favor of Thomson Kernaghan & Co. Ltd.

4.13     *    Form of Debenture Purchase  Agreement,  form of the Note and form of the Warrant  between  the  Company and Oxford  Capital
              Corp.

10.1 Acquisition Agreement between Frozen Assets, Inc., and Growth Industries, Inc., dated 2/14/98.

10.2 Acquisition Agreement between Growth Industries, Inc. and Fragrance Express, Inc., dated 3/24/98.

10.3 Agreement for the Exchange of Stock between Fragrance Express, Inc., and shareholders who own shares of National Boston Medical, Inc., a Delaware corporation, dated October 8, 1998.

10.4 Agreement to Purchase Medical Marketing Group, LLC by National Boston Medical, Inc. dated November 3, 1997.

10.5          Exclusive Distribution Agreement Between Bontempi Medical Corp.
              Canada and Bontempi Medical Corp. USA and National Boston Medical, Inc., a Delaware corporation.

10.6 Agreement for the Exchange of Stock between National Boston Medical, Inc. and Flex Marketing Inc., dated November 21, 1998.

10.7 Spin Off Agreement between National Boston Medical and Fragrance Express, Inc., dated January, 1999.

10.8 Letter of Confirmation of Agreement between National Boston Medical, Inc. and Ira Weingarten d/b/a Equity Communications re Financial Public Relations Counsel commencing February 16, 1998 and terminating February 15, 1999.

10.9 General Release of National Boston Medical, Inc., dated November 23, 1998, of all Claims arising out of or from the Agreement with Ira Weingarten d.b.a. Equity Communications dated May 21, 1998.

10.10 Agreement between National Boston Medical, a Delaware corporation, and Rothschild Reserve International, Inc., a Florida corporation, and Mayflower Industries, Inc. dated May 21, 1998.

10.11         Consulting Agreement with Good Works, Inc., dated October 9, 1998.

10.12 Consulting Agreement with Rothschild Reserve International, Inc., dated October 9, 1998.

10.13 Letter of Confirmation of Agreement between National Boston Medical, Inc. and Ira Weingarten d/b/a Equity Communications re Financial Public Relations Counsel commencing February 1, 1999 and terminating August 1, 1999.

10.14 General Release of National Boston Medical, Inc., dated April 13, 1999, of all Claims arising out of or from the Agreement with Ira Weingarten d/b/a Equity Communications dated February 1, 1999.

10.15         Consulting Agreement with GFC Communications Corp. dated February
              11, 1999.

10.16         Consulting Agreement with Buying Power Network dated May 5, 1999.

10.17         Operating Agreement for Boston Medical Marketing dated April, 1997

10.18 Exclusivity Agreement with South Atlantic Industries, Inc. dated November 7, 1997.

10.19         Contract with Webfoot Marketing, Inc. dated February 25, 1999.

10.20         Stock Exchange Agreement with DermaGuard, Inc. dated June 23, 1998

10.21 Manufacturing, Distribution and Assignment Agreement with DermaGuard, Inc., dated June 23, 1998.

10.22         First  Amendment  to   Manufacturing,   Distribution   and
              Assignment  Agreement with  DermaGuard  effective June 19,
              1998.

10.23 Second Amended & Restated Manufacturing, Distribution and Assignment Agreement with DermaGuard reconfirmed February 3, 1999.

10.24 Bontempi Medical Corporation/National Boston Medical, Inc. and Germiphene Corporation Distribution Agreement dated June 29, 1998

10.25 Allergy Guard/Distribution Agreement revised agreement dated August 5, 1998.

10.26 Agreement with D.V. Back Products , Inc. and Dr. David Vitko, individually and Flex Marketing dated March 10, 1997.

10.27 Release and Settlement Agreement by and between David V. Vitko, D.V. Back Products, Inc. and THG Construction Management, Inc., Flex Marketing, Inc.,Ernest Zavoral and Remon Hayek dated January 13, 1999.

10.28 Modification of Variable Commercial Revolving or Draw Note, dated June 1, 1999

10.29 Production Agreement between Flex Marketing and Banyan Productions dated September 22, 1998.

10.30         Aftermarket  -  Flex   Marketing   Inbound   Telemarketing
              Agreement with Aftermarket Company and Flex Marketing dated December 23, 1998.

10.31         Media Funding and Service Fee Agreement dated January 18, 1999.

10.32 Letter regarding Media Funding and Servicing Fee Agreement dated January 18, 1999.

10.33 Accommodation Agreement with Cardservice International for processing bankcard transactions dated February 15, 1999.

10.34         Contract with ASW Logistics, Inc.

10.35 Blitz Marketing Agreement with Blitz Marketing, Inc. and Flex Marketing, Inc., a National Boston Medical Company dated November 19, 1998.

10.36         Maximum Coverage Media, Inc. Agreement dated March 1, 1999.

10.37 International Campaign Management Agreement with Frederiksen Television, Inc. dated May 26, 1999.

10.38 Confidentiality & Manufacturing Agreement with Kongent Company Limited executed August 11, 1998.

10.39         Price Quotation from Kongent Company Ltd., dated March 23, 1998.

10.40         Price Quotation from Sare Plastics dated December 10, 1998.

10.41         Executive Employment Agreement-Daniel J. Hoyng dated May 11, 1999.

10.42         Executive Employment Agreement-Ernest Zavoral dated July  23, 1999

10.43         Executive Employment Agreement-Barry McFarland dated August 2,
              1999.

10.44         Executive Employment Agreement-Marek Lozowicki dated July 23, 1999

10.45 Commercial Property Lease of Corporate Offices, 43 Taunton Green, Taunton, MA 02780, entire third floor, dated January 28, 1998.

10.46 Commercial Property Lease of Corporate Offices, 43 Taunton Green, Taunton, MA 02780, Second Floor, Suite Four(4), 400 sq. feet, dated January 28, 1998.

10.47         Rental  Agreement of Summit Property with addendums signed
              April 8, 1999.

10.48 Campaign Management Agreement with M2 Marketing and Management Services, Inc. dated May 1, 1999.

10.49 Marketing and Distribution Agreement with Tristar Products, Inc., dated July 19, 1999.

10.50         Agreement dated June 30, 1999 between the Company and the David
              Arden Group.

10.51         Agreement dated June 30, 1999 between the Company and Dragons
              Forever, Ltd.

10.52 Agreement dated Jun 30, 1999 between the Company and Evergreen Consulting Group, Ltd.

10.53         Agreement dated June 30, 1999 between the Company and Dragons
              Forever, Ltd.

10.54    *    Stock  Purchase  Agreement  between  the  Company  and  Jeff
              Freedman dated August 24, 1999.

10.55    *    Settlement Agreement between the Company and Ernest Zavoral dated
              August 25, 1999

10.56    *    Settlement  Agreement  between the Company and Raymond Volpe dated August 25, 1999.

10.57    *    Settlement  Agreement  between  the Company and Blitz Media
              Sales, LLC d/b/a Blitz Marketing, LLC dated August 26, 1999.

10.58    *    Settlement Agreement between the Company and Workhorse Computers,
              Inc. f/k/a Remote Information Systems, Inc. dated August 30, 1999.

10.59    *    Manufacturing, Marketing and Distribution Agreement with Dean
              Tornabene and Charles Perez dated September 2,1999.

10.60    *    Manufacturing, Marketing and Distribution Agreement with Cactus
              Jack's Marketing Corp. dated September 4, 1999.

10.61    *    Settlement Agreement between the Company and Patrick Lawless dated September 15, 1999.

10.62    *    Employment  Agreement  between the Company and Raymond Volpe dated September 21, 1999.

10.63    *    Settlement  Agreement  between the Company and Michael Hodge dated September 24, 1999.

10.64    *    Employment  Agreement between the Company and Edward Galanif dated August 30, 1999.

10.65    *    Employment   Agreement  between  the  Company  and  Michael
              Steinberg dated September 14, 1999.

10.66    *    Compromise and Settlement Agreement between the Company and DeVo
              Media Inc. dated October 28, 1999

10.67    *    Addendum to the Bontempi Exclusive Distributorship Agreement dated
              July 17, 1999

10.68    *    Settlement Agreement between the Company and AfterMarket Company dated October 18, 1999

27.1    *     Financial Data Street
----------------

(* Filed herewith, all other exhibits previously filed as exhibits to the Company's Form 10-SB)

     (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1999.




                  SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL BOSTON MEDICAL, INC.
                                (Registrant)


Date: November 19, 1999         By:/s/ Daniel J. Hoyng
                                -----------------------
                                Daniel J.  Hoyng, President and CEO

                                By:/s/ Marek Lozowicki
                                Marek Lozowicki, Secretary

                                By:/s/ Barry McFarland
                                Barry McFarland, Chief Financial Officer